Form 10-K
period 1997-03-31
MONEY STORE AUTO TRUST 1997-2
filed 1998-06-29
CIK 1042679

-------------------------------------------------
                                                OMB APPROVAL
                              -------------------------------------------------
                              OMB Number:     3235-0063
                              Expires:        May 31, 2000
                              Estimated average burden
                              hours per response 1711.00
                              -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997

                        Commission file number 333-14075

       TMS AUTO HOLDINGS INC. (AS REPRESENTATIVE UNDER A SALE AND SERVICING
      AGREEMENT, DATED AS OF MAY 31, 1997 PROVIDING FOR THE ISSUANCE OF THE
           MONEY STORE AUTO TRUST ASSET BACKED NOTES AND CERTIFICATES
                                 SERIES 1997-2).


                              TMS AUTO HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

  NEW JERSEY                                          91-1815414
(State or other jurisdiction                   (Trust I.R.S. Employer
of incorporation or organization)               Identification No.)


707 THIRD STREET, WEST SACRAMENTO, CA                          95605
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (916) 617-2000


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes               |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

          Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997.

          Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated September 13, 1996.


                                     PART I

ITEM 1. BUSINESS

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 13, 1996.

ITEM 2. PROPERTIES

          Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

          Reference is made to the Annual Statement attached hereto as Exhibit
          13.

ITEM 3. LEGAL PROCEEDINGS

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Notes and Certificates as of JUNE 9, 1998: 35

 ITEM 6. SELECTED FINANCIAL DATA

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 13, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 13, 1996.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

          Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to the Annual Compliance certificate attached as
          Exhibit 20.

          Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 13, 1996.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 13, 1996.

ITEM 11. EXECUTIVE COMPENSATION

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 13, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          The following information is furnished as of January 31, 1998 as to each Certificateholder of record of more than 5% of the Certificates:



-------------------------------------------------------------------------------------------------------------------------------
TITLE OF CLASS                NAME AND ADDRESS OF                       AMOUNT OF                % OF CLASS
                              BENEFICIAL OWNER                          SECURITY OF
                                                                      BENEFICIAL OWNER
-------------------------------------------------------------------------------------------------------------------------------
The Money Store              The Bank of New York                     8,140,000                     5.1
Auto Trust Asset             925 Patterson Plank Road
Backed Notes and             Secaucus, New Jersey 07094
Certificates,
Series 1997-2,
Class A-1
                             Bankers Trust Company                   10,065,000                      6.3
                             c/o BT Services
                             Tennessee Inc.
                             648 Grassmere Park Drive
                             Nashville, TN 37211

                             Boston Safe Deposit and                 26,490,000                     16.6
                             Trust  Company
                             c/o Mellon Bank N.A.
                             Three Mellon Bank
                             Center, Room  153-3015
                             Pittsburgh, Pennsylvania 15259

                             Chase Manhattan Bank                    58,800,000                      36.8
                             4 New York Plaza, 13th Floor
                             New York, New York 10004

                             SSB-Custodian                           20,630,000                      12.9
                             Global Corp. Action Dept. JAB5W
                             P.O. Box 1631
                             Boston, Massachusetts 02105-1631




-------------------------------------------------------------------------------------------------------------------------------
TITLE OF CLASS                NAME AND ADDRESS OF                       AMOUNT OF                % OF CLASS
                              BENEFICIAL OWNER                          SECURITY OF
                                                                      BENEFICIAL OWNER
-------------------------------------------------------------------------------------------------------------------------------
The Money Store Auto          The Bank of New York                     4,100,000                     6.8
Trust Asset                   925 Patterson Plank Road
Backed Notes and              Secaucus, New Jersey 07094
Certificates,
Series 1997-2,
Class A-2
                              Bankers Trust Company                   43,400,000                    71.7
                              c/o BT Services
                              Tennessee Inc.
                              648 Grassmere Park Drive
                              Nashville, TN 37211

                              Boston Safe Deposit and                  6,000,000                     9.9
                              Trust Company
                              c/o Mellon Bank N.A.
                              Three Mellon Bank Center,
                              Room 153-3015
                              Pittsburgh, Pennsylvania 15259

                              SSB-Custodian                            3,000,000                     4.96
                              Global Corp. Action  Dept. JAB5W
                              P.O. Box 1631
                              Boston, Massachusetts 02105-1631


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (A) None

          (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated September 13, 1996.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)

     1. The financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Auto Trust, Series 1997-2) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1997 which has been filed with the SEC by MBIA Inc. on March 26, 1998 is hereby incorporated herein by reference.

     2.   Not applicable

     3.   Exhibits

          13.  Annual Statement

          20.  Annual Compliance Certificate

          99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

       (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the day of March, 1998.

                             TMS AUTO HOLDINGS INC. as Representative




                             By:
                             Name:   Michael Benoff
                             Title:  Senior Vice President

                                  EXHIBIT INDEX


         DESCRIPTION                                           PAGE NUMBER

Annual Statement

Annual Compliance Certificate

Annual Independant Accountants' Report